Form 10QSB
period 2001-04-30
SHOPATHOMEKIDS COM INC
filed 2001-06-19
CIK 1122154

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: April 30, 2001

                       Commission file number 000-32367

                           Shopathomekids.com, Inc.
            (Exact name of registrant as specified in its charter)

                Texas                                  75-2882140
             ------------                          -----------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

     223 E. FM 1382, Suite 12720
     Cedar Hill, Texas,                                 75104
     -----------------------------                -----------------
(Address of principal executive offices)              (zip code)

                Issuer's Telephone Number:    (972) 293-2424

        Securities registered under Section 12(b) of the Exchange Act:
                                    None

        Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    As of April 30, 2001, there were 8,418,300 shares of common stock outstanding.


ITEM 1.   FINANCIAL STATEMENTS

                           SHOPATHOMEKIDS.COM, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                APRIL 30, 2001

                           SHOPATHOMEKIDS.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                                                April 30,
                                                                  2001
                                                              -------------
ASSETS
 Current assets
     Cash and cash equivalents                                $       466

 Property and equipment, net of accumulated
  depreciation of $5,975                                           16,342
 Other assets                                                      34,020
                                                              -------------

          Total assets                                        $    50,828
                                                              =============

LIABILITIES AND STOCKHOLDER'S DEFICIT
 Current Liabilities
     Accrued interest                                         $    22,750
     Notes payable                                                 10,000
     Advances from officer                                            600
                                                              -------------
     Total current liabilities                                     33,350

 Notes payable, less current portion                               30,000
                                                              -------------
          Total liabilities                                        63,350
                                                              -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value;
    50,000,000 shares authorized, no shares
    issued and outstanding                                            -
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    8,418,300 shares issued and outstanding                         8,418
  Additional paid in capital                                       28,170
  Deficit accumulated during
    the development stage                                         (49,110)
                                                              -------------
          Total stockholders' deficit                             (12,522)
                                                              -------------

     Total liabilities and stockholders' deficit              $    50,828
                                                              =============


The accompanying notes are an integral part of these financial statements.

                           SHOPATHOMEKIDS.COM, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                        October 27,
                                                                          October 27,      1999
                                   Three Months Ended      Nine Months       1999       (inception)
                               --------------------------     Ended     (inception) to      to
                                 April 30,     April 30,     April 30,     April 30,     April 30,
                                   2001          2000          2001          2000          2001
                               ------------  ------------  ------------  ------------  ------------
Revenue                        $        -    $        -    $        -    $        -    $        -

Website development                     -             -             -          4,330         4,330
Marketing, general and
 administrative                        416         1,287         4,118         9,308        14,680
Interest expense                    12,417         1,667        18,625         3,333        24,125
Depreciation expense                 1,125         1,125         3,375         1,730         5,975
                               ------------  ------------  ------------  ------------  ------------

Loss from operations before
 income taxes                      (13,958)       (4,079)      (26,118)      (18,701)      (49,110)

Income tax expense                      -             -             -             -             -
                               ------------  ------------  ------------  ------------  ------------

Net loss                       $   (13,958)  $    (4,079)  $   (26,118)  $   (18,701)  $   (49,110)
                               ============  ============  ============  ============  ============

Net loss per share
 - basic and diluted                    -             -             -             -             -
                               ============  ============  ============  ============  ============

Weighted average shares
 outstanding                     8,418,300     8,250,000     8,418,300     8,250,000     8,352,319
                               ============  ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                           SHOPATHOMEKIDS.COM, INC.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                        Common Stock             Additional      During
                                 ----------------------------     Paid-in      Development
                                    Shares         Amount         Capital         Stage          Total
                                 -------------  -------------  -------------  -------------  -------------
Balance, October 27, 1999                  -    $         -    $         -    $         -    $         -


Issuance of founders shares,
 November 20, 1999                  8,140,000          8,140         (8,140)            -              -


Contribution of fixed assets               -              -          13,400             -          13,400


Sale of shares, November 20, 1999      49,500             49          4,077             -           4,126


Issuance of shares for interest,
 November 20, 1999                     16,500             17          1,358             -           1,375


Issuance of shares for services,
 November 20, 1999                     44,000             44          3,623             -           3,667


Issuance of shares for services,
 June 14, 2000                        168,300            168         13,852             -          14,020


Net loss                                   -              -              -         (22,992)       (22,992)
                                 -------------  -------------  -------------  -------------  -------------

Balance, July 31, 2000              8,418,300          8,418         28,170        (22,992)        13,596


Net loss                                   -              -              -         (26,118)       (26,118)
                                 -------------  -------------  -------------  -------------  -------------

Balance, April 30, 2001 (unaudited) 8,418,300   $      8,418   $     28,170   $    (49,110)  $    (12,522)




The accompanying notes are integral part of these financial statements.

                           SHOPATHOMEKIDS.COM, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                            October 27,       October 27,
                                                         August 1, 2000   1999 (inception)  1999 (inception)
                                                          to April 30,      to April 30,      to April 30,
                                                              2001              2000              2001
                                                        ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $       (26,118)  $       (18,701)  $       (49,110)

     Adjustments to reconcile net loss to net cash used
       by operating activities:
     Expenses paid by stockholder                                    -              2,626             2,626
     Depreciation                                                 3,375             1,730             5,975
     Common stock issued for services                                -              3,667             3,667
     Increase in accrued interest                                18,625             3,333            24,125
                                                        ----------------  ----------------  ----------------

Net cash used in operating activities                            (4,118)           (7,345)          (12,717)
                                                        ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                       (4,897)           (4,020)           (8,917)
                                                        ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                     -             10,000            40,000
     Advance from officer                                           600                -                600
     Increase in deferred offering costs                             -                 -            (20,000)
     Sale of common stock                                            -              1,500             1,500
                                                        ----------------  ----------------  ----------------

Net cash provided by financing activities                           600            11,500            22,100
                                                        ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash equivalents             (8,415)              135               466


CASH AND CASH EQUIVALENTS - Beginning
 of period                                                        8,881                -                 -
                                                        ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS - End of period               $           466   $           135   $           466
                                                        ================  ================  ================

SUPPLEMENTAL INFORMATION:
   During the period October 21, 1999 to April 30, 2000, the Company paid no cash for interest or income taxes.


The accompanying notes are an integral part of these financial statements.

                           SHOPATHOMEKIDS.COM, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               APRIL 30, 2001


NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Nature of Operations
          --------------------
          Shopathomekids.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Texas on October 27, 1999.

          Interim Financial Information
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form SB-2 for the year ended July 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.


Our Business: We are a developmental stage company that is in the business of retailing products to young consumers eighteen years old or younger via the Internet. We intend to use the internet to transact business, market our products, and provide customer service. The products offered by us will include name brand toys, games, electronics, and software that targets young consumers. Young consumers will also be able to chat, send email, and play free games online.

Liquidity and Capital Resources. As of the quarter ending April 30, 2001 we had cash reserves of $466. For the period ending April 30, 2001 our primary expenses have been marketing, selling and general administrative expenses of $416. We have accrued interest expense of $12,417 for loans from shareholders of $10,000 and $30,000 respectively.

We have primarily relied on shareholders loans for working capital of $30,000 and $10,000. We filed a registration statement on form SB-2 registration number 333-47578 in order for us to raise up to $100,000 in capital. The registration statement was declared effective on February 16, 2001. As of the period ending April 30, 2001 we have not been successful raising any capital. There can be no guarantee that we will be successful in raising the additional capital in order for operations to continue. Our registration statement 333-47578 also registered shares for sale by the officers and director of our company. As per the oral agreement contained on our registration statement the officers and directors will not attempt to sell any shares until and if we are admitted to trade on the OTC Bulletin Board. As of the period ending April 30, 2001 we have not applied for trading on the OTC Bulletin Board. However, we anticipate selecting a market maker to submit our application. There can be no guarantee that our application will be approved by OTC Compliance for trading.

Results of Operations. We have not yet realized any revenue from our current operations. Our expenses of $49,110 consists primarily of start-up costs, web development and interest on notes payable from formation through April 30, 2001.


Our Plan of Operation: We are developing a website community that will offer access to online video games and shopping, as well as, chat rooms that cater to both young kids and teenagers. We will attempt to form strategic partnerships with wholesalers and distributors of brand name merchandise including toys, games, and electronics that will enable us to sell to consumers directly over the Internet. In addition to solidifying partnerships with established shippers to ensure timely delivery of merchandise to the consumer.

We are making efforts to form strategic alliances with other Internet portals that target young consumers to build market share and try to form alliances in order to co-advertise with suppliers and with companies such as AOL and Yahoo! to increase brand awareness. We are also in the process of creating banner ads and will promote banner ad exchange opportunities with other web sites in order to increase market share. We have secured the services of S.D.S Wholesale as a distributor for products that will be ordered.

We will continue development of our online credit card, which is controlled by parents, grandparents, or friends, which enables young consumers to use a shopathomekids.com credit card. The credit card system is scheduled to go online by the second quarter of 2001. At that time, until our credit card system is operational, customers will be able to purchase products through the traditional method of placing the credit card information in a standardized form. We also expect to have several other languages and currency options developed and in use by the third quarter of 2001. We have not been prepared to accept customer orders as of yet.

We are currently testing our website. It is operational however, we are not accepting orders at this time. Our developers are continuing to test the system to ensure optimal performance of all systems from Log on to shipment of product and customer satisfaction.

Since the fourth quarter of 2000 and first quarter 2001 we have conducted several test runs of the entire system, performed site analysis, transaction analysis and are evaluating accordingly, hardware, software, and personnel requirements to initiate a full launch of our website second quarter 2001. At this time we are unsure of whether we will be able to conduct a full launch of our web site in the time frame expected.

If we are unable to complete the operation and full development of our web site we may have to operate any other business venture necessary in order to generate revenues.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

We have an effective registration statement on form SB-2 registration number 333-47578. AS of the period ending April 30, 2001 we have not issued any securities in regards to the effective registration statement. Our registration statement was declared effective on February 16, 2001. The offering will be open for a period of 12o days initially with the ability to elect to keep the offering open for an additional 120 days. AS of the period ending April 30, 2001 the offering has been open for 73 days total.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHOPATHOMEKIDS.COM, INC.

                              By:_/s/ Lewis Prowse II
                                   Lewis Prowse II, President


Dated:    June 18, 2001