Form 10KSB
period 2001-07-31
GULFTEX ENERGY CORP
filed 2001-11-15
CIK 1122154

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended July 31, 2001
Commission File No. 000-32367





                   GULFTEX ENERGY CORPORATION
               (FORMERLY SHOPATHOMEKIDS.COM, INC.)
     (Exact name of registrant as specified in its charter)




              Texas                          752882140
     (State of organization)              (I.R.S. Employer
                                        Identification No.)

     1330 Post Oak Boulevard
   Four Oaks Place, Suite 1600
           Houston, TX                         77056
 (Address of principal executive             (Zip Code)
             offices)

Registrant's telephone number, including area code:  (713) 513-7125

Securities registered under Section 12(g) of the Exchange Act:
                                   Common stock, $0.001 par value
                                   per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's Revenue during the year ended July 31, 2001:  $ 0

As of November 7, 2001, the registrant had 28,063,649 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $0.79 per share (the selling or average bid and asked price) as of: November 8, 2001 was 22,170,282.71.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K, filed on October 2, 2001.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

GulfTex Energy Corporation

History and Organization

We were formed in the State of Texas as Yippyyahoo.com, Inc. on October 27 1999. In June 2000 our name was changed to the name of Shopathomekids.com, Inc. At the time of the name change the President Mrs. Romie Krickbaum resigned as President. As a result of the resignation of Mrs. Krickbaums, Mr. Lewis Prowse II was elected as the new president and took control at that time. Also in February 2000 there was an 1100 to 1 forward split. We were formed to allow kids and teens a central gathering place on the internet to chat, play intereactive games and shop for kids and teens products in what we believe to be a safe environment that promotes a moral lifestyle.

Pursuant to a Share Exchange Agreement (the "Agreement"), Shopathomekids.Com, Inc., a Texas corporation (the "Company"), acquired 100% of the outstanding shares of common stock ("Common Stock") of GulfTex Energy Corporation ("GulfTex"), a Texas corporation, in exchange for 1 share of Shopathomekids.Com, Inc., resulting in GulfTex becoming a wholly-owned subsidiary of Shopathomekids.Com. On September 19, 2001, pursuant to a Merger Agreement (the "Merger") filed with the Secretary of State of Texas, Shopathomekids.Com merged with its wholly-subsidiary, GulfTex and changed its name to GulfTex Energy Corporation.

Subsequent to the acquisition, the Company has decided to adopt the business plan of GulfTex Energy Corporation (Texas), which is involved in oil and gas production. GulfTex currently operates a web site at www.gulftexenergy.com.

The Business

Oil & Gas Production

GulfTex is an independent crude oil and natural gas exploration and production company based in Houston, Texas. The company relies on growth strategy, balancing acquisitions with exploration opportunities. The Company develops and manages long life, producing oil and gas fields with the primary purpose of upgrading and increasing its oil and gas reserves, which management believes expands production and builds financial strength. Currently, our focus areas include the Permian Basin in New Mexico and Texas, onshore U.S. Gulf Coast and the Gulf of Mexico.

We find new reserves through the application of appropriate technologies, including the use of 3-D seismic and advanced drilling and completion techniques. We utilize the latest technologies and computer applications to enhance exploration and operations. The use of fit-for-purpose technology is one of our founding business principles.

GTX Drilling

The Company's Division known as GTX Drilling is a drilling contractor, with access to and operating a diverse fleet of rigs on a global basis. The Company provides offshore and onshore drilling, workover related services in more than 4 countries. The fleet of almost 60 includes: 1 ultra-deepwater drillship, 3 semisubmersibles, 3 jackups, 2 tender-assisted rigs, 2 barge rigs, 4 offshore platform rigs, and 40 land-based drilling and workover rigs. GTX Drilling onshore rigs are based in West Texas. GTX Drilling understands that its success is directly linked to the success of its customers.

GulfTex Shipping

Gulftex Shipping acts as a primary broker partner with Larvik d.y. AS which owns and operates ones of the world's largest fleets, consisting of 95 vessels and 2 new buildings.

Larvik is the world's largest owner and operator of gas carriers in the size range 8,000 - 86,000 cbm, and is also the largest independent shipping company in U/VLCC tonnage.

Larvik has developed a large fleet of well-equipped and maintained vessels, manned by highly trained and experienced crews. This has enabled us to meet charterers' demands for readily available vessels, flexibility in pricing and reliability in the execution of contracts.

Larvik intends to maintain its position as a major independent shipping company specializing in the transport of crude oil, liquefied petroleum gas and dry bulk. This will be achieved by maintaining high levels of customer service and building on the group's strong financial position.

GulfTex Technology

Gulftex exploits advanced geological and engineering technology for the evaluation and development of its oil and gas assets. Gulftex employs dedicated teams of highly trained personnel to evaluate oil and gas properties and to create oilfield development plans. These teams are managed through contractual relationships between Gulftex and premier oilfield service providers and consulting firms.

These teams focus on all areas of the hydrocarbon recovery and production process. This focused collaboration results in quicker project evaluation and accelerated development programs. Highly developed technologies such as 3D seismic, underbalanced and horizontal drilling, fracture techniques, and downhole treatment fluid tools are just a few of the oilfield technologies in Gulftex' portfolio. These advanced technologies and the combined technical and operational expertise of Gulftex and its service providers are critical in the search for new solutions specific to increasing an oilfield's recovery and production.

ITEM 2.   DESCRIPTION OF PROPERTY.

We currently own the following property in connection with our operations:

(a) As of July 31, 2001, we had computer equipment, software and office furniture valued at $15,217, of this amount $8,700 was returned.

(b) As of July 31, 2001, GulfTex Energy had total net assets of $14,604,142. Audited financials for the year ended July 31, 2001 for GulfTex Energy Corporation (Texas) will be filed on its Current Report on Form 8-K/A on or before December 3, 2001.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

(a) Market Information.

As of July 31, 2001, the Company's Shares were not traded. Subsequent to the fiscal year end, on August 28, 2001, the Company's shares were listed on the OTCBB under the symbol SHOK. On September 21, 2001, its symbol changed to GTXE to reflect the name change to GulfTex Energy Corporation.

GULFTEX ENERGY CORP
Date           High/Ask       Low/Bid        Close
--------       ----------     ----------     ----------
11/08/01       0.79           0 3/4          0.79
11/07/01       0 3/4          0.70           0 3/4
11/06/01       0 3/4          0.70           0 3/4
11/05/01       0 3/4          0.72           0.72
11/02/01       0.70           0.70           0.70
11/01/01       0.70           0.70           0.70
10/31/01       0 3/4          0.65           0 3/4
10/30/01       1.01           0.56           0 3/4
10/29/01       0.99           0.72           0.76
10/26/01       0.70           0.51           0.70
10/25/01       0.67           0.60           0.60
10/24/01       0.73           0.63           0.65
10/23/01       0.92           0.51           0.70
10/22/01       1.10           0.95           0.95
10/19/01       1 1/4          1.15           1.20
10/18/01       1 1/2          1.05           1.05
10/17/01       1 3/4          1.45           1.55
10/16/01       2              1.60           1 3/4
10/15/01       3 1/2          2 1/2          2 1/2
10/12/01       2 3/4          2 1/2          2 1/2

Source: AOL

(b) Holders of Common Equity.

As of July 31, 2001, there were 30 shareholders of record of our common stock.

(c) Dividends.

We have not declared or paid a cash dividend to Stockholders. The Board of Directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon The Company 's earnings, capital requirements and other factors.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

                   12 MONTH PLAN OF OPERATION

This report specifies forward-looking statements of management of the  company  ("forward-looking statements")  including,  without
limitation,    forward-looking    statements    regarding     our
expectations, beliefs, intentions and future strategies.

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable",
"possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

General Overview

GulfTex Energy Corporation is an integrated petroleum Company involved in every aspect of the industry, from exploration and production to transportation, refining and retail marketing.

Our strategy enhances production and cash flow by accelerating and increasing recovery through advanced recovery methods, drilling moderate risk step-out wells on established producing leases, upgrading existing recovery systems and cutting operating costs. The Company will achieve steadily climbing production levels through its field enhancement activities and timely acquisitions and aims to continue its growth through the same strategy.

We  will  reinvest  net operating cash slows to  expand  existing
production  and  acquire  new  producing  properties  through   a
balanced mix of debt and equity.

The   key  parameters  for  the  Company's  acquisition  strategy include:

* acquisition of a majority working interest in any property acquired;

*     acquisitions to be completed by private treaty and not  via
competitive  bidding  -  therefore  the  price  more   accurately
reflects value;

* the purchase price reflects the value of proven category reserves;

* the objective is to achieve payback on capital of three to four years, or less on funds invested;

* the ownership of multiple producing assets provides reduced production and financial risks.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of July 31, 2001 and the period from October 27, 1999 (inception) to July 31, 2000

                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                                 CONTENTS


                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                          1

BALANCE SHEETS                                                        2

STATEMENTS OF OPERATIONS                                              3

STATEMENT OF STOCKHOLDERS' DEFICIENCY                                 4

STATEMENTS OF CASH FLOWS                                              5

NOTES TO FINANCIAL STATEMENTS                                    6 - 10






                       INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF SHOPATHOMEKIDS.COM, INC.

We have audited the accompanying balance sheets of Shopathomekids.com, Inc. (A Development Stage Company) as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2001, for the period from October 27, 1999
(inception) to July 31, 2000, and for the period from October 27, 1999 (inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shopathomekids.com, Inc. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended July 31, 2001, for the period from October 27, 2000 (inception) to July 31, 2000, and for the period from October 27, 1999 (inception) to July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue and has limited capital resources. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   MERDINGER,  FRUCHTER, ROSEN  &  CORSO,
                                   P.C.
                                   Certified Public Accountants

New York, New York
September 24, 2001



                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS

                                                              July 31,
                                                          2001         2000
 ASSETS
  Current assets
   Cash and cash equivalents                             $  1,263      $  8,881

  Property and equipment, net of accumulated
   depreciation of $7,100 and $2,600                       15,217        14,820
  Other assets                                                  -        34,020
                                                       ----------     ---------
     Total assets                                        $ 16,480      $ 57,721
                                                       ==========     =========
 LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities
   Accrued expense                                       $  5,000      $      -
   Accrued interest                                        22,125         4,125
   Notes payable                                            7,000        10,000
   Advance from officer                                       600             -
                                                       ----------     ---------
   Total current liabilities                               34,725        14,125

  Notes payable, less current portion                      30,000        30,000
                                                       ----------     ---------
     Total liabilities                                     64,725        44,125
                                                       ----------     ---------
 STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value;
     50,000,000 shares authorized, no shares
     issued and outstanding                                     -             -
   Common stock, $0.001 par value;
     100,000,000 shares authorized,
    8,504,300 and 8,418,300 shares issued and               8,504         8,418
 outstanding
   Additional paid in capital                              28,084        28,170
   Deficit accumulated during
     the development stage                               (84,833)      (22,992)
                                                       ----------     ---------
     Total stockholders' equity                          (48,245)        13,596
                                                       ----------     ---------
   Total liabilities and stockholders' equity            $ 16,480      $ 57,721
                                                       ==========     =========


The accompanying notes are an integral part of these financial statements.

                                   - 2 -


                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                              October 27, 1999  October 27, 1999
                                                Year Ended     (inception) to    (inception) to
                                                 July 31,         July 31,          July 31,
                                                   2001             2000              2001

   Revenue                                       $       -          $        -         $       -

   Website development                                   -               4,330             4,330
   Marketing, general and administrative            39,341              10,562            49,903
   Interest expense                                 18,000               5,500            23,500
   Depreciation expense                              4,500               2,600             7,100
                                               -----------        ------------      ------------
   Loss from operations before income taxes       (61,841)            (22,992)          (84,833)

   Income tax expense                                    -                   -                 -
                                               -----------        ------------      ------------
   Net loss                                     $ (61,841)          $ (22,992)        $ (84,833)
                                               ===========        ============      ============
   Net loss per share - basic and diluted       $   (0.01)          $        -        $   (0.01)
                                               ===========        ============      ============
   Weighted average shares outstanding           8,439,800           8,281,680         8,362,110
                                               ===========        ============      ============


The accompanying notes are an integral part of these financial statements.

                                      - 3 -


                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  Deficit
                                                                                Accumulated
                                        Common Stock            Additional        During
                                    --------------------          Paid-in      Development
                                    Shares         Amount         Capital         Stage         Total
                                  ----------     ----------     ----------     -----------   ----------

Balance, October 27, 1999                  -       $        -      $        -     $       -     $       -

Issuance of founders shares,
 November 20, 1999                 8,140,000            8,140         (8,140)             -             -

Contribution of fixed assets               -                -          13,400             -        13,400

Sale of shares, November 20,
 1999                                 49,500               49           4,077             -         4,126

Issuance of shares for
 interest, November 20, 1999          16,500               17           1,358             -         1,375

Issuance of shares for
 services, November 20, 1999          44,000               44           3,623             -         3,667

Issuance of shares for
 services, June 14, 2000             168,300              168          13,852             -        14,020

Net loss                                   -                -               -      (22,992)      (22,992)
                                 -----------      -----------    ------------    ----------    ----------
Balance, July 31, 2000             8,418,300            8,418          28,170      (22,992)        13,596

Sale of shares, May 2001              86,000               86          21,414             -        21,500

Costs of offering                          -                -        (21,500)             -      (21,500)

Net loss                                   -                -               -      (61,841)      (61,841)
                                 -----------      -----------    ------------    ----------    ----------
Balance, July 31, 2001             8,504,300           $8,504         $28,084     $(84,833)     $(48,245)
                                 ===========      ===========    ============    ==========    ==========

The accompanying notes are integral part of these financial statements.
                                      - 4 -


                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    October 27, 1999 October 27, 1999
                                                     Year Ended      (inception) to   (inception) to
                                                      July 31,          July 31,         July 31,
                                                        2001              2000             2001
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(61,841)          $(22,992)        $(84,833)
    Adjustments to reconcile net loss to net cash
  used
     by operating activities:
    Expenses paid by stockholder                                -              2,626            2,626
    Depreciation                                            4,500              2,600            7,100
    Common stock issued for services                            -              3,667            3,667
    Write-off of offering costs                            12,520                  -           12,520
    Increase in accrued expense                             5,000                  -            5,000
    Increase in accrued interest                           18,000              5,500           23,500
                                                      -----------       ------------      -----------
  Net cash used in operating activities                  (21,821)            (8,599)         (30,420)
                                                      -----------       ------------      -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                 (4,897)            (4,020)          (8,917)
                                                      -----------       ------------      -----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable                            (3,000)                  -          (3,000)
    Proceeds from notes payable                                 -             40,000           40,000
    Advance from officer                                      600                  -              600
    Increase in deferred offering costs                         -           (20,000)         (20,000)
    Sale of common stock                                   21,500              1,500           23,000
                                                      -----------       ------------      -----------
  Net cash provided by financing activities                19,100             21,500           40,600
                                                      -----------       ------------      -----------
  Net (decrease) increase in cash and cash                (7,618)              8,881            1,263
  equivalents

  CASH AND CASH EQUIVALENTS
   - Beginning of period                                    8,881                  -                -
                                                      -----------       ------------      -----------
  CASH AND CASH EQUIVALENTS
   - End of period                                         $1,263             $8,881           $1,263
                                                      ===========       ============      ===========

  SUPPLEMENTAL INFORMATION:
        During the initial period October 21, 1999 to July 31, 2001, the Company paid no cash for interest or income taxes.
The accompanying notes are an integral part of these financial statements.
                                      - 5 -



                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                           JULY 31,2001 AND 2000



 NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT  ACCOUNTING
           POLICIES

           Nature of Operations
           Shopathomekids.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Texas on October 27, 1999 as Yippyyahoo.com, Inc. and changed its name on June 2, 2000.

           The Company is a business-to-consumer ("B2C") Internet portal that enables the younger consumer (under 18) the ability to purchase safely online, Email, and chat with others. The Company has developed a website community that offers access to online video games and shopping, as well as chat rooms that cater to both young kids and teenagers. A proprietary credit card is currently in development, called the KidZ-n-TeenZ credit card, which will enable young consumers to transact online. The following domain names have been registered and are currently in use:

                 *    www.shopathomekids.com
                 *    www.kidz2000.com
                 *    www.teenz2000.com

           Basis of Presentation
           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and has limited capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

           Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2001 AND 2000



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Cash and Cash Equivalents
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Property and Equipment
           Property and equipment is stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally five years.

           Maintenance and repairs are charged to expense as incurred.

           Concentration of Credit Risk
           The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

           Fair Value of Financial Instruments
           The carrying value of cash and cash equivalents and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable approximates fair value.

           Long-lived Assets
           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

           Income Taxes
           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2001 AND 2000



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Earnings Per Share
           The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of July 31, 2001, the Company has no securities that would effect loss per share if they were to be dilutive.

           On June 12, 2000, the Company effected a 1,100 for 1 stock split. All share and per share items in these financial statements have been retroactively restated to reflect this stock split.

           Comprehensive Income
           SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

           Offering Costs
           Offering costs consist primarily of professional fees.   These
           costs are charged against the proceeds of the sale of the common stock in the periods in which they occur.

NOTE 2 -  PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                  July 31,
                                               -------------
                                             2001          2000
                                           --------      ---------
            Computer Equipment &            $ 18,317        $ 13,420
            Software
            Furniture and Fixtures             4,000           4,000
                                          ----------       ---------
                                              22,317          17,420
            Less: Accumulated                  7,100           2,600
            Depreciation
                                          ----------       ---------
                                            $ 15,217        $ 14,820
                                          ==========       =========

           Depreciation expense for the periods ended July 31, 2001 and 2000 was $4,500 and $2,600, respectively.

                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2001 AND 2000



 NOTE 3 -  NOTES PAYABLE

           The Company is obligated under two notes payable, as follows:

            * $10,000 pursuant to a note dated October 28, 1999. The Company will pay $10,000 interest if the note is paid within 18 months; if repaid after 18 months, the Company will pay interest of $20,000. The Company repaid $3,000 of principal in June 2001. The full $20,000 of interest expense has been accrued in the financial statements.

            * $30,000 pursuant to a note dated June 5, 2000. The note bears interest at 10% per year and is due on June 5, 2002.

NOTE 4 -  OTHER ASSETS

           Other assets consist of offering costs. During the year ended July 31, 2001, the Company charged $21,500 against the proceeds of the sale of stock. The balance of $12,520 has been charged to expense.

NOTE 5 -  NON-CASH FINANCIAL ACTIVITIES

           During the initial period ended July 31, 2000:

            * 16,500 shares of common stock, valued at $1,375, were issued as a payment of interest on a note.

            * 44,000 shares of common stock, valued at $3,667, were issued as a payment for services.

            * 168,300 shares of common stock, valued at $14,020, were issued as a payment for services.

            * Stockholders contributed fixed assets with a historical cost basis of $13,400.

NOTE 6 -  SUBSEQUENT EVENTS

           Subsequent to July 31, 2001:

            * Four stockholders returned a total of 7,147,500 of the 8,019,000 shares of common stock owned by them to treasury. In consideration, the Company returned the assets contributed by them, as described in Note 5 above. These assets had a book value of approximately $8,700 at July 31, 2001. These stockholders also agreed to sell the remaining 871,500 shares to the shareholder of the acquired company described below.

            * The members of the Board of Directors resigned and were replaced by new members.

                         SHOPATHOMEKIDS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2001 AND 2000



NOTE 6 -  SUBSEQUENT EVENTS (Continued)

            * The Board of Directors authorized a 20.61 for 1 stock split.

            * The Company acquired 100% of the outstanding common stock of Gulf Tex Energy Corporation, an operating company, in exchange for 1 share of common stock. The Company then merged with the subsidiary and changed its name to Gulf Tex Energy Corporation.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

The names, ages, and respective positions of the directors, officers, and significant employees of Shopathomekids.com, Inc. are set forth below. There are no other persons which can be classified as a controlling person of Shopathomekids.com, Inc.

Lewis Prowse II, 46, our President as well as Director has, for the past 15 years, been a partner in Anderson and Prowse
Services, a plumbing and electrical repair service in Desoto, Texas. As the owner/operator he is responsible for all day to day operations of running a successful business including managing all accounts payable and receivable as well as all quarterly and year end filings.

Larry E. Ballard, 26, is our Secretary/Treasurer and also a Director. Larry has attention to detail and a sincere passion for the area of bookkeeping and secretarial tasks. From 1998 thru the present he has been employed by J.M.C. Food Service Distribution, Inc. Maintaining client accounts delivering & maintaining products. Aug. 1995- Aug. 1998 Larry was employed by P.F.G. Performance, Inc. of Mckinney, Tx. As a Customer Service Representative.

Tarja J. Mees, 29, Director, has recently acquired extensive IT skills, as well as in depth knowledge in platforms such as Sun Solaris, Unix, and a variety of Internet based development systems. She held the position of Office Administrator for Lew Lieberbaum & Co., Inc., a retail brokerage firm in Dallas, Texas, where she was responsible for the day to day business operations of the branch as well as the daily, weekly, monthly reports. She held this position from 1994 to 1996.. From 1996 to present , Tarja has been the President of TAR Financial, a private business consulting company, where she has been involved in numerous private businesses and in the planning of businesses going from private corporations into the public marketplace.

Romie Krickbaum, 51, Director brings to us over 20 years of Customer Service experience. She is currently employed by W.N.A. Cups Illustrated as a Customer Service Representative. Duties include pricing, accounts receivable, and maintaining relationships with various clients. From Oct. 1991 thru July 1998 she was the Customer Service Manager for the Wal-mart store located in Lancaster, Texas.

On September 6, 2001, the Board of Directors accepted the resignation of Mr. Lewis Prowse II as President and Director. The
Board then appointed Mr. Marc Dushesne as a member of the Board, and to act as President, effective immediately.

On September 6, 2001, the Board of Directors accepted the resignation of Larry E. Ballard as Secretary, Treasurer and
Director, effective immediately. The Board then appointed Mr. Graham Hammond to the Board to fill the vacancy created by Mr. Ballard's resignation.

On September 6, 2001, the Board of Directors accepted the resignation of Tarja Mees as Director, and Mr. Bill Wood was appointed as a member of the Board to fill her vacancy.

On September 6, 2001, the Board appointed Merritt Douglas Woodring to fill the vacancy created on the Board by Romie Krickbaum's resignation as a Director. Mr. Woodring was also appointed the Vice-President of the Company. On october 19, 2001, he was also appointed as the Director of Mergers & Acquisitions.

On September 6, 2001, the Board was expanded to five members and appointed Stanley Spinks as a member of the Board to fill the vacancy created by the expansion. Mr. Spinks was also appointed as the Treasurer of the Company.

Mr. Jackson Chung wai Wong was appointed as the Secretary of the Company on September 6, 2001.

On October 19, 2001, GulfTex announced the appointment of the following Senior Management positions:

Gary S. Gill CPA                     Chief Financial Officer
Jon L. Moreland                      Director Mergers &
                                     Acquisitions
Graham Hammond MS Eng. T. (CEI)      Chief Operations Officer
MIE.
Dr. Henry B Crichlow PE              Chief Petroleum Engineer
                                     Global
Christopher Gann ME Pet Eng          Chief Petroleum Engineer
                                     USA
Capt. Hans Larsen                    Director Shipping/Transport

Please note that the above-named individuals have not accepted their positions and are not expected to do so until after January
1, 2002. There are no agreements for these individuals to accept these positions.

ITEM 10.  EXECUTIVE COMPENSATION

(a) No officer or director of GulfTex Energy Corporation is receiving any remuneration at this time and does not plan to offer any remuneration until the corporation has sustained revenues.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners.

The  following  table  sets forth the  security  and   beneficial
ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Kelly Charles            2,548,163     9.08%
           87 Sea Holly
           Henderson, NV  89014
Common     Lewis Prowse II          2,279,054     8.12%
           211 Bob White
           Desoto, TX 75123
Common     Larry Ballard            2,279,054     8.12%
           1525 Jesse Ramsey Blvd.
           Cedar Hill, TX 75104
Common     Tarja Mees               6,677,125     23.79%
           1353 Middleton Dr.
           Cedar Hill, TX 75104
           Romie Krickbaum          6,726,383     23.97%
           708 Hillcrest
           Cedar Hill, TX 75104
Common     Certain Beneficial       20,509,779    73.08%
           Owners

(b) Security Ownership of Management.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Marc Duchesne (1)        17,343,645    61.80%
           1330 Post Oak
           Boulevard,
           Four Oaks Place, Suite
           1600
           Houston, TX 77056
Common     Total ownership of       17,343,645    61.80%
           officers and directors
           (1 individual)

(c) Changes in Control.

Pursuant to a Share Exchange Agreement (the "Agreement"), Shopathomekids.Com, Inc., a Texas corporation (the "Company"), acquired 100% of the outstanding shares of common stock ("Common Stock") of GulfTex Energy Corporation ("GulfTex"), a Texas corporation, in exchange for 1 share of Shopathomekids.Com, Inc., resulting in GulfTex becoming a wholly-owned subsidiary of Shopathomekids.Com. On September 19, 2001, pursuant to a Merger Agreement (the "Merger") filed with the Secretary of State of Texas, Shopathomekids.Com merged with its wholly-subsidiary, GulfTex and changed its name to GulfTex Energy Corporation.

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at November 7, 2001 by all directors and executive officers of the Company as a group, upon closing of the Share Exchange Agreement. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Beneficial Holdings of Officer and Directors (upon closing of the Share Purchase Agreement):

Title of    Name/Address             Shares        Percentage
Class       of Owner                 Beneficially  Ownership
                                     Owned
Common      Marc Duchesne (1)        17,343,645    61.80%
            1330 Post Oak
            Boulevard,
            Four Oaks Place, Suite
            1600
            Houston, TX 77056
Common      Total ownership of       17,343,645    61.80%
            officers and directors
            (1 individual)

(1) Mr. Duchesne has entered into an agreement to purchase these shares from the former directors - Lewis Prowse II, Larry Ballard, Tarja Mees, and Romie Krickbaum. The shares are presently held in escrow pending completion of the Purchase Agreement on or before November 19, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have a loan outstanding to one of our shareholders Carol Jean Gelhke for $30,000 and is payable by the year 2002. For more information concerning the promissory note please SEE EXHIBIT
99.1.  We  have  an additional loan outstanding  to  one  of  our shareholders Mr. Clark Krickbaum of $10,000 from October 28, 1999. We will pay $10,000 interest if the note is paid within 18 months; if repaid after 18 months, we will pay interest of $20,000. Ms. Gelhke and Mr. Krickbaum are shareholders only and are not affiliated with us in any other manner. On or about November 29 we issued 8,140,000 shares of our common stock to our founders valued at $8,140. We also issued 168,300 shares of our common stock to shareholder Kelly Charles valued at $14,020. This transaction can be found in NOTE # 5 OF NOTES TO FINANCIAL STATEMENTS concerning non-cash financing activities. As stated in note # 5 one of our directors, Mrs. Tarja Mees, contributed fixed assets with a historical cost basis of $13,400. The value of these assets have been determined by using the value of the original purchase price due to the contemporaneous purchase of assets and contribution.

Our Board of Directors has determined that the services and assets provide to us by affiliates were at a reasonable value because of the flexibility in payment terms and the lack of working capital at the time the services were performed and assets were contributed.

ITEM 13.  EXHIBITS.

EXHIBITS

2.1         Share Exchange Agreement between Shopathomekids.com,
            Inc. filed herewith

3.1         Articles of Incorporation incorporated by reference to
            Exhibit 3.1 on the Company's registration statement on Form SB-2 filed on October 6, 2000.

3.1a        Certificate of Amendment incorporated by reference to
            Exhibit 3.3 on the Company's registration statement on Form SB-2 filed on October 6, 2000.

3.1b        Certificate of Amendment incorporated by reference to
            Exhibit 3.4 on the Company's registration statement on Form SB-2 filed on October 6, 2000.

3.1c        Certificate of Amendment filed herewith

3.1d        Articles of Merger filed herewith

3.2 Bylaws incorporated by reference to Exhibit 3.2 on the Company's registration statement on Form SB-2 filed on October 6, 2000.

99.1 Promissory Note to Shareholder incorporated by reference to Exhibit 99.1 on the Company's registration statement on Form SB-2 filed on October 6, 2000.

99.3 Summary of Oral Agreement between Officer and Director and Shopathomekids.com, Inc. incorporated by reference to Exhibit 99.3 on the Company's registration statement on Form SB-2, as amended, filed on February 2, 2001.

99.4        Distribution between S.D.S. Wholesale and
            Shopathomekids.com, Inc. incorporated by reference to
            Exhibit 99.4 on the Company's registration statement on Form SB-2, as amended, filed on February 2, 2001.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           GulfTex Energy Corporation


                           By: /s/ Marc Duchesne
                              Marc Duchesne, President

                           Date: November 15, 2001