Form 10QSB
period 2001-10-31
GULFTEX ENERGY CORP
filed 2002-03-20
CIK 1122154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    ---------------

Commission File Number: 000-32367

Texas                     Gulftex Energy Corporation                75-2882140
-----                     --------------------------                ----------
(State or other          (Exact name of registrant as          (I.R.S. Employer
jurisdiction of           specified in its charter)          Identification No.)
incorporation or
organization)

223 E. FM 1382, Suite 12720, Cedar Hill, Texas, 75104                    75104
-----------------------------------------------------                    -----
(Address of principal executive offices)                            (Zip Code)

                                 (972) 293-2424
                                 ---------------
              (Registrant's telephone number, including area code)



      1330 Post Oak Boulevard, Four Oaks Place, Suite 1600, Houston, Texas
      --------------------------------------------------------------------
          (Former name or former address, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 2002, there were 28,063,649 shares of the issuer's $.001 par value common stock issued and outstanding.


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No X

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
------------------------------









                            SHOPATHOMEKIDS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2001

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         October 31,             July 31,
                                                                            2001                   2001
                                                                     --------------------   --------------------
                         ASSETS                                          (Unaudited)
                         ------
 Current assets
 --------------
     Cash and cash equivalents                                       $               300    $             1,263

 Property and equipment, net of accumulated
  depreciation of $8,225 and $7,100                                               14,092                 15,217
                                                                     --------------------   --------------------
        Total assets                                                 $            14,392    $            16,480
                                                                     ====================   ====================
                LIABILITIES AND STOCKHOLDER'S DEFICIT
                --------------------------------------

 Current Liabilities
 -------------------
     Accrued expense                                                 $             4,000    $             5,000
     Accrued interest                                                             22,875                 22,125
     Notes payable                                                                 7,000                  7,000
     Advance from officer                                                          1,100                    600
                                                                     --------------------   --------------------
     Total current liabilities                                                    34,975                 34,725

 Notes payable, less current portion                                              30,000                 30,000
                                                                     --------------------   --------------------
        Total liabilities                                                         64,975                 64,725
                                                                     --------------------   --------------------
                             STOCKHOLDERS' DEFICIT
                             ----------------------

  Preferred stock, $0.001 par value;
    50,000,000 shares authorized, no shares
    issued and outstanding                                                             -                      -
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    28,063,649 and 8,504,300 shares issued and outstanding                        28,063                  8,504
  Additional paid in capital                                                       9,725                 28,084
  Deficit accumulated during
    the development stage                                                      ( (88,371)               (84,833)
                                                                     --------------------   --------------------
        Total stockholders' deficit                                            ( (50,583)              (48,245)
                                                                     --------------------   --------------------
     Total liabilities and stockholders' deficit                     $            14,392    $            16,480
                                                                     ====================   ====================




   The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                         October 27, 1999
                                                              Three Months Ended                          (inception) to
                                                                  October 31,                               October 31,
                                                ------------------------------------------------
                                                       2001                       2000                         2001
                                              ----------------------    ------------------------     ------------------------
                                                    (Unaudited)                (Unaudited)                  (Unaudited)
 Revenue                                      $                   -     $                     -      $                     -

 Website development                                              -                           -                        4,330
 Marketing, general and administrative                        1,663                       3,351                       51,566
 Interest expense                                               750                       2,775                       24,250
 Depreciation expense                                         1,125                       1,125                        8,225
                                              ----------------------    ------------------------     ------------------------
 Loss from operations before income taxes                    (3,538)                     (7,251)                     (88,371)

 Income tax expense                                               -                           -                            -
                                              ----------------------    ------------------------     ------------------------
 Net loss                                     $              (3,538)    $                (7,251)     $               (88,371)
                                              ======================    ========================     ========================
 Net loss per share - basic and diluted       $                   -     $                     -      $                     -
                                              ======================    ========================     ========================
 Weighted average shares outstanding                     27,996,981                  26,191,188                   25,647,852
                                              ======================    ========================     ========================











   The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                  Deficit
                                                  Common Stock               Additional         Accumulated
                                        ---------------------------------      Paid-in       During Development
                                             Shares            Amount          Capital             Stage              Total
                                        -----------------   -------------  ---------------  ------------------  ----------------
Balance, October 27, 1999                              -    $          -    $           -    $              -   $             -
Issuance of founders shares,
 November 20, 1999                             8,140,000           8,140           (8,140)                  -                 -
Contribution of fixed assets                           -               -           13,400                   -            13,400
Sale of shares, November 20, 1999                 49,500              49            4,077                   -             4,126
Issuance of shares for interest,
 November 20, 1999                                16,500              17            1,358                   -             1,375
Issuance of shares for services,
 November 20, 1999                                44,000              44            3,623                   -             3,667
Issuance of shares for services,
 June 14, 2000                                   168,300             168           13,852                   -            14,020

Net loss                                               -               -                -             (22,992)          (22,992)
                                        -----------------   -------------  ---------------  ------------------  ----------------
Balance, July 31, 2000                         8,418,300           8,418           28,170             (22,992)           13,596
Sale of shares, May 2001                          86,000              86           21,414                   -            21,500
Costs of offering                                      -               -          (21,500)                  -           (21,500)
Net loss                                               -               -                -             (61,841)          (61,841)
                                        -----------------   -------------  ---------------  ------------------  ----------------
Balance, July 31, 2001                         8,504,300           8,504           28,084           (84,833)            (48,245)
Cancellation of shares (unaudited)            (7,147,500)         (7,148)           7,148                 -                   -
Stock split 20.61:1 (unaudited)               26,606,849          26,607          (26,607)                -                   -
Issuance of shares for services,
 September 10, 2001 (unaudited)                  100,000             100            1,100                 -               1,200
Net loss (unaudited)                                   -               -                -            (3,538)             (3,538)
                                        -----------------   -------------  ---------------  ------------------  ----------------
Balance, October 31, 2001 (unaudited)         28,063,649    $     28,063   $        9,725   $       (88,371)    $       (50,583)
                                        =================   =============  ===============  ==================  ================





    The accompanying notes are integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended             October 27, 1999
                                                                              October 31,                 (inception) to
                                                             ----------------------------------------       October 31,
                                                                    2001                 2000                  2001
                                                             -------------------  -------------------   --------------------
                                                                  (Unaudited)          (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net loss                                                $           (3,538)  $           (7,251)   $           (88,371)
     Adjustments to reconcile net loss to net cash used
       by operating activities:
     Expenses paid by stockholder                                             -                    -                  2,626
     Depreciation                                                         1,125                1,125                  8,225
     Common stock issued for services                                     1,200                    -                  4,867
     Write-off of offering costs                                              -                    -                 12,520
     (Decrease) Increase in accrued expense                              (1,000)                   -                  4,000
     Increase in accrued interest                                           750                2,775                 24,250
                                                             -------------------  -------------------   --------------------
Net cash used in operating activities                                    (1,463)              (3,351)               (31,883)
                                                             -------------------  -------------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Purchase of equipment                                                    -               (4,897)                (8,917)
                                                             -------------------  -------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Repayment of notes payable                                               -                    -                 (3,000)
     Proceeds from notes payable                                              -                    -                 40,000
     Advance from officer                                                   500                    -                  1,100
     Increase in deferred offering costs                                      -                    -                (20,000)
     Sale of common stock                                                     -                    -                 23,000
                                                             -------------------  -------------------   --------------------
Net cash provided by financing activities                                   500                    -                 41,100
                                                             -------------------  -------------------   --------------------
Net (decrease) increase in cash and cash equivalents                       (963)              (8,248)                   300

CASH AND CASH EQUIVALENTS
 - Beginning of period                                                    1,263                8,881                      -
                                                             -------------------  -------------------   --------------------
CASH AND CASH EQUIVALENTS
 - End of period                                             $              300   $              633    $               300
                                                             ===================  ===================   ====================

SUPPLEMENTAL INFORMATION:
During the initial period October 21, 1999 to October 31, 2001, the Company paid no cash for interest or income taxes.




   The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001



    NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Interim Financial Information
                    -----------------------------
                    The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended July 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended October 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

                    Basis of Presentation
                    ---------------------
                    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and has limited capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

                    Earnings Per Share
                    ------------------
                    The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of October 30, 2001, the Company has no securities that would effect loss per share if they were to be dilutive.

                    During the quarter ended October 31, 2001, the Company effected a 20.61 for 1 stock split. All prior period earnings per share data has been retroactively restated to reflect this split.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


   NOTE 2 -   NOTES PAYABLE

                  The Company is obligated under two notes payable, as follows:

                           o $10,000 pursuant to a note dated October 28, 1999. The Company will pay $10,000 interest if the note is paid within 18 months; if repaid after 18 months, the Company will pay interest of $20,000. The Company repaid $3,000 of principal in June 2001. The full $20,000 of interest expense has been accrued in the financial statements.

                           o $30,000 pursuant to a note dated June 5, 2000. The note bears interest at 10% per year and is due on June 5, 2002.

   NOTE 3 -   NON-CASH FINANCIAL ACTIVITIES

                  During the three month period ended October 31, 2001, 100,000 shares of common stock, valued at $1,200, were issued as a payment for services.

   NOTE 4 -       COMMON STOCK

                  In connection with the proposed acquisition described in Note 5, four stockholders returned a total of 7,147,500 pre-split shares to treasury. The stockholders retained 871,500 pre-split shares (17,961,615 post-split) which they have agreed to sell to the shareholder of the proposed acquisition described in Note 5. These shares have not yet been transferred.

   NOTE 5 -       GULFTEX ACQUISITION AND RELATED MATTERS

                  The Transaction
                  ---------------
                  Pursuant to a Share Exchange Agreement (the "Agreement"), Shopathomekids.com, Inc., a Texas corporation (the "Registrant"), was to have acquired 100% of the outstanding shares of common stock ("Common Stock") of GulfTex Energy Corporation ("GulfTex"), a private Texas corporation, in exchange for 1 share of Registrant's common stock. The exchange would have resulted in GulfTex becoming Registrant's wholly-owned subsidiary. At or around the same time, the then officers and directors of Registrant resigned and Mr. Marc Duchesne and Jackson Chung Wai Wong were appointed as Registrant's officers and directors. On September 19, 2001, the Registrant filed a Certificate of Merger (the "Certificate") with the Secretary of State of Texas. The Registrant changed its name to GulfTex Energy Corporation.

                  Recently, the former (now current) management of Registrant became aware that GulfTex breached several provisions of the Agreement. The Registrant's management is also in the process of trying to determine why Registrant's former management (i.e., Messrs. Duchesne and Wong) did not file certain reports required by the Securities and Exchange Commission, including, but not limited to, Registrant's 10QSB for October 31, 2001. The Registrant is in the process of reviewing its options regarding the transaction.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001



NOTE 5 -          GULFTEX ACQUISITION AND RELATED MATTERS (Continued)

                  The Transaction (continued)
                  ---------------------------
                  On or about November 15, 2001, the Registrant filed a Form 10KSB. The 10KSB reported that Mr. Duchesne was to acquire 17,343,645 shares of Registrant's common stock, which would have comprised 62.02% of Registrant's issued and outstanding shares of common stock. Under the terms of the Share Purchase Agreement, Mr. Duchesne was to purchase those shares from the Registrant's former officers and directors, Lewis Prowse II, Larry Ballard, Tarja Mees, and Romie Krickbaum. The shares were held in escrow pending completion of the Share Purchase Agreement, which was to have occurred on or before November 19, 2001. However, Mr. Duchesne breached the Share Purchase Agreements. As a result of that breach, the transaction was not completed and the shares were never transferred to Mr. Duchesne.

                  Form 8-K
                  --------
                  On October 2, 2001, Registrant filed a Form 8-K describing the Agreement and explaining the nature of GulfTex's business. During that time, Messrs. Duchesne and Wong were the sole officers and directors. As GulfTex's audited financial statements were not attached to the original Form 8-K, Registrant was required to file an amendment to the Form 8-K on or before December 3, 2001, and attach the audited financial statements. Messrs. Duchesne and Wong never filed the amended Form 8-K.

                  Appointment and Resignation of Officers and Directors
                  ------------------------------------------------------
                  On February 11, 2002, Messrs. Duchesne and Wong appointed Romie J. Krickbaum, Lewis Prouse II, Tarja Mees and Larry Ballard (Registrant's former management prior to the GulfTex transaction) to Registrant's Board of Directors. Messrs. Prouse and Ballard were later appointed as Registrant's officers.

                  On or about February 11, 2002, Mr. Marc Duchesne and Mr. Jackson Chung Wai Wong resigned their positions as Registrant's officers and directors. Other than explaining that they were resigning as officers and directors of Registrant, neither Mr. Duchesne nor Mr. Wong provided any other explanation as to why they resigned.

                  On November 15, 2001, Registrant filed a Form 10K-SB that the Board of Directors approved the appointment of Graham Hammond, Bill Wood, Merritt Douglas Woodring and Stanley Spinks as directors of the Registrant. Mr. Woodring was also purportedly appointed as Registrant's Vice-President and Mr. Spinks as Treasurer. The former management (now current) has been notified by Registrant's corporate counsel, that those individuals never accepted the appointments, and as such, these individuals never held these positions. Registrant has not been able to independently either confirm or deny such information.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001



NOTE 5 -          GULFTEX ACQUISITION AND RELATED MATTERS

                  Change of Corporate Address
                  ----------------------------
                  The Registrant has changed its corporate address to 223 E. FM 1382, Suite 12720 Cedar Hill, Texas, 75104.

                  Legal Proceedings
                  -----------------
                  On or about February 5, 2002, certain parties, including Registrant, Romie J. Krickbaum, Lewis Prouse II, Tarja Mees and Larry Ballard were sued in the United States District Court for the Northern District of Georgia, Atlanta Division. Registrant is named in the counts for: Violation of the Securities Act of 1933; Violation of the 1934 Exchange Act; Violation of the Georgia Securities Act; Breach of Fiduciary Duty; Federal and Georgia RICO violations; and Common Law Fraud. Registrant's management has been sued for: Violation of the 1934 Exchange Act; Violation of Federal and Georgia RICO; and Common Law Fraud. Registrant and its current management plan to vigorously defend the lawsuit as they believe that neither Registrant nor its current management have any liability to the plaintiffs named in that lawsuit for several reasons, including, but not limited to, all the transactions which form the basis for the lawsuit occurred before the transaction between Registrant and GulfTex.

                  Financial Information
                  ----------------------
                  Due to the uncertainty resulting from the transactions described above, including the failure to file audited financial statements of GulfTex, there is substantial doubt as to the completion of the transaction. Therefore, the financial statements presented in this form 10-QSB include the accounts of the Registrant only, and do not include any assets, liabilities, revenue or expenses of GulfTex. Registrant's management is attempting to determine whether GulfTex ever owned any assets and/or whether there are any undisclosed GulfTex liabilities. Registrant's management intends to file an amended 10QSB to reflect any additional assets or undisclosed liabilities.

Item 2.  Plan of Operation
--------------------------

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

As discussed within the Form 8-K filed by Registrant on March 6, 2002, the management and Board of Directors of Registrant which controlled Registrant prior to the contemplated merger transaction with GulfTex Energy Corporation, a private Texas corporation ("GulfTex"), has recently been reappointed and the management and the Board of Directors which controlled Registrant since the contemplated GulfTex merger has resigned. Registrant's management is in the process of attempting to determine whether certain assets, as represented by GulfTex and its former management, exist or ever existed. The management is also attempting to determine if there were any undisclosed liabilities. Registrant's management does not believe that it will conduct business related to oil and gas properties as represented by Registrant's ex-management.

Registrant's current focus is to attempt to discover the extent of any misrepresentations, if any, that were made to Registrant and its management by GulfTex and GulfTex's management. Registrant does intend to pursue its original business plan of retailing products to young consumers eighteen years old or younger via the Internet. The Registrant intends to use the Internet to market products and provide customer service. The Registrant hopes to establish sales of name brand toys, games, electronics, and software that target young consumers. Young consumers will also be able to chat, send email, and play free games online.

Given recent developments and the lawsuit pending in Georgia (as detailed below), the Registrant cannot guaranty that it will be able to conduct business as it did prior to the contemplated transaction with GulfTex. In fact, Note 1 of the attached financial statements expresses our auditor's concern that without realization of additional capital, there is substantial doubt about our ability to continue as a going concern. If Registrant and its management are not able to be dismissed from the lawsuit, Registrant will likely be forced to expend significant sums on defending the lawsuit. There is no guaranty that Registrant will be able to withstand long, expensive legal proceedings. The lawsuit in Georgia could force Registrant to abandon its business plan altogether. Moreover, the Georgia lawsuit will make it extremely difficult for Registrant to raise funds to further its business plans.

For the three-month period ended October 31, 2001.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $300 at October 31, 2001, compared to cash of $1,263 as of July 31, 2001. Our total assets were $14,392 at October 31, 2001, compared to total assets of $16,480 at July 31, 2001. At October 31, 2001, property and equipment, net of accumulated depreciation, represented $14,392 of our total assets.

Our total liabilities were $64,975 at October 31, 2001, compared to total liabilities of $64,725 at July 31, 2001. Our liabilities at October 31, 2001 consisted primarily of accrued expenses of $4,000, accrued interest of $22,875, notes payable of $37,000 and an advance from an officer in the amount of $1,100. There were two notes payable, one in the amount of $10,000 and one in the amount of $30,000, but we repaid $3,000 of the principal on the $10,000 note in June 2001. The full $20,000 of interest expense has been accrued in the financial statements.

At October 31, 2001, our liabilities exceeded our assets by $50,583 compared to July 31, 2001 when our liabilities exceeded our assets by $48,245.

Results of Operations.

Revenues. From inception to October 31, 2001, we had not earned any revenues. We do not anticipate earning revenues for the foreseeable future. We plan to move forward with our business plan. However, there is no guarantee that we will have access to sufficient funding to finance our business plans. Moreover, if we are forced to engage in long and expensive litigation in Georgia, our operating results will suffer and such litigation will hinder our ability to further our business plans.

Operating Expenses. For the three months ended October 31, 2001, our total expenses were $3,538 compared to total expenses of $7,251 for the corresponding period in 2000. Our expenses were greater during the 3 months ended October 31, 2000, due to increased marketing, general and administrative expenses and increased interest expense. We expect our expenses to increase as we attempt to further our business plan while defending the Georgia lawsuit (described below). In particular, we expect our legal expenses to increase significantly. There is no guaranty that we will be able to withstand expensive legal proceedings. Such proceedings jeopardize our ability to continue as a going concern. For the three months ended October 31, 2001, we experienced net loss of $3,538, compared to a net loss of $7,251 for the corresponding period in 2000. Given recent events, we expect our losses to continue to increase.

Our Plan of Operation for the Next Twelve Months. Given recent events, we will ask our shareholders and Board of Directors to vote for a name change. We do not believe that our current name "GulfTex Energy Corporation" represents our current business focus. That focus will be on developing a website community that will offer access to online video games and shopping, as well as chat rooms that cater to both young kids and teenagers. We hope to form strategic partnerships with wholesalers and distributors of brand name merchandise including toys, games, and electronics that will enable us to sell to consumers directly over the Internet.

We hope to try and form strategic alliances with other Internet portals that target young consumers. We will strive to build brand awareness. We will continue the previously started development of our online credit card, which will be controlled by parents, grandparents, or friends. Those online credit cards will enable young consumers to use a credit card to purchase products we plan to put on our proposed website. We do not know when the credit card system will go online. Until our credit card system is operational, we hope to complete our website development which we hope will allow customers to purchase products through the traditional method of placing the credit card information in a standardized form. We are not prepared to accept customer orders as of yet as we have not completed the development of our website nor have we entered into agreements to purchase products for our proposed website.

We hope to commence testing of our website. Our website is currently under construction. We hope to hire website developers to complete the development of our website. Prior to the contemplated transaction with GulfTex, we had conducted several test runs of the entire system, performed site analysis and transaction analysis. At this time we are unsure of whether we will be able to conduct a full launch of our website in the near future. There is no guaranty that we will ever be able to complete our website. As discussed above, our resources will be strained by the Georgia litigation, at least initially.

To effectuate our business plan during the next twelve months, we must complete the development of our website and enter into agreements with certain product and service providers. However, we may not be able to expand our operations effectively. In fact, we do not anticipate earning any revenues in the near future. The lack of revenues could harm our ability to expand our operations.

In order to further our business plans, we will need to raise capital through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. It is unlikely that we will be able to raise funding through the sale of our stock if we remain a defendant in the Georgia action. If adequate funds are not available, then our ability to continue our operations will be adversely affected.

We are not currently conducting any research and development activities. We do anticipate continuing the development of our proposed website. We do not anticipate hiring any employees or purchasing any equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
---------------------------

On or about February 5, 2002, certain parties, including Registrant and Registrant's current management and Board of Directors, Romie J. Krickbaum, Lewis Prouse II, Tarja Mees and Larry Ballard were sued in the United States District Court for the Northern District of Georgia, Atlanta Division. Registrant is named in the counts for: Violation of the Securities Act of 1933; Violation of the 1934 Exchange Act; Violation of the Georgia Securities Act; Breach of Fiduciary Duty; Federal and Georgia RICO violations; and Common Law Fraud. Registrant's management has been sued for: Violation of the 1934 Exchange Act; Violation of Federal and Georgia RICO; and Common Law Fraud. Plaintiffs' claims amount to an allegation that, along with other defendants, Registrant and its officers and directors were involved in a scheme to defraud Plaintiffs out of certain funds.

Registrant and its current management plan to vigorously defend the lawsuit as they believe that neither Registrant nor its current management have any liability to the plaintiffs named in that lawsuit for several reasons, including, but not limited to, neither Registrant nor its current officers and directors were involved in the transactions which form the basis for the lawsuit. Registrant and its officers and directors have secured counsel in Georgia to defend the lawsuit.

Item 2. Changes in Securities.
-------------------------------

In connection with the contemplated transaction with GulfTex, four stockholders returned a total of 7,147,500 pre-split shares to our treasury. The existing shareholders retained 871,500 pre-split shares (17,961,615 post-split).

During the three month period ended October 31, 2001, 100,000 shares of our common stock, valued at $1,200, were issued as payment for services.

Item 3.  Defaults Upon Senior Securities
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

On March 6, 2002, Registrant filed a Form 8-K which detailed the recent change in Registrant's management and Board of Directors, the Georgia lawsuit as described in Item 1 above and the merger transaction with GulfTex Energy Corporation, a Texas private corporation. That Form 8-K is incorporated herein by this reference as though fully set forth herein.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GulfTex Energy Corporation,
                                             a Texas corporation


March 19, 2002                        By:    /s/ Lewis Prouse, II
                                             ----------------------------------
                                             Lewis Prouse, II
                                      Its:   President and a Director