Form 10QSB
period 2002-01-31
GULFTEX ENERGY CORP
filed 2002-03-20
CIK 1122154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                          ----------------    -----------------

Commission File Number: 000-32367

Texas                      Gulftex Energy Corporation               75-2882140
-----                      --------------------------               ----------
(State or other           (Exact name of registrant as         (I.R.S. Employer
jurisdiction of            specified in its charter)         Identification No.)
incorporation or
 organization)

223 E. FM 1382, Suite 12720, Cedar Hill, Texas, 75104                     75104
-----------------------------------------------------                     -----
(Address of principal executive offices)                             (Zip Code)

                                 (972) 293-2424
                                 --------------
              (Registrant's telephone number, including area code)



      1330 Post Oak Boulevard, Four Oaks Place, Suite 1600, Houston, Texas
      ---------------------------------------------------------------------
         (Former name or former address, if changed since last report)


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

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2002

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    January 31,             July 31,
                                                                       2002                   2001
                                                                --------------------   ------------------
                          ASSETS                                     (Unaudited)
                          -----
  Current assets
  --------------
      Cash and cash equivalents                                 $               391    $           1,263

  Property and equipment, net of accumulated
   depreciation of $9,350 and $7,100                                         12,967               15,217
                                                                --------------------   ------------------
         Total assets                                           $            13,358    $          16,480
                                                                ====================   ==================
                LIABILITIES AND STOCKHOLDER'S DEFICIT
                -------------------------------------

  Current Liabilities
  -------------------
      Accrued expense                                           $             1,850    $           5,000
      Accrued interest                                                       23,625               22,125
      Notes payable                                                           7,000                7,000
      Advance from officer                                                    5,525                  600
                                                                --------------------   ------------------
      Total current liabilities                                              38,000               34,725

  Notes payable, less current portion                                        30,000               30,000
                                                                --------------------   ------------------
         Total liabilities                                                   68,000               64,725
                                                                --------------------   ------------------

                              STOCKHOLDERS' DEFICIT
                              ---------------------

   Preferred stock, $0.001 par value;
     50,000,000 shares authorized, no shares
     issued and outstanding                                                       -                    -
   Common stock, $0.001 par value;
     100,000,000 shares authorized,
     28,063,649 and 8,504,300 shares issued and outstanding                  28,063                8,504
   Additional paid in capital                                                 9,725               28,084
   Deficit accumulated during
     the development stage                                                  (92,430)            (84,833)
                                                                --------------------   ------------------
         Total stockholders' deficit                                        (54,642)            (48,245)
                                                                --------------------   ------------------
      Total liabilities and stockholders' deficit               $            13,358    $         16,480
                                                                ====================   ==================






The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                   October 31,
                                                  Three Months Ended                  Six Months Ended                1999
                                                     January 31,                        January 31,               (Inception)to
                                           ---------------------------------  ---------------------------------    January 31,
                                                2002              2001             2002              2001             2002
                                           ---------------   ---------------  ----------------  ---------------  ----------------
 Revenue                                   $            -    $            -   $             -   $            -   $             -

 Website development                                    -                 -                 -                -             4,330
 Marketing, general and administrative              2,184               351             3,847            3,702            53,750
 Interest expense                                     750             3,433             1,500            6,208            25,000
 Depreciation expense                               1,125             1,125             2,250            2,250             9,350
                                           ---------------   ---------------  ----------------  ---------------  ----------------
 Loss from operations before income taxes          (4,059)           (4,909)           (7,597)         (12,160)          (92,430)

 Income tax expense                                     -                 -                 -                -                 -
                                           ---------------   ---------------  ----------------  ---------------  ----------------
 Net loss                                  $       (4,059)   $       (4,909)           (7,597)         (12,160)          (92,430)
                                           ===============   ===============  ================  ===============  ================
 Net loss per share - basic and diluted    $            -    $            -   $             -   $            -   $             -
                                           ===============   ===============  ================  ===============  ================
 Weighted average shares outstanding           28,063,649        26,191,188        28,046,982       26,191,188        26,823,962
                                           ===============   ===============  ================  ===============  ================









The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   Deficit
                                                   Common Stock              Additional          Accumulated
                                           ------------------------------     Paid-in        During Development
                                              Shares            Amount         Capital             Stage              Total
                                           --------------   -------------  ---------------  ------------------  ----------------
  Balance, October 27, 1999                             -   $           -  $             -  $                -  $              -
  Issuance of founders shares,
   November 20, 1999                            8,140,000           8,140           (8,140)                  -                 -
  Contribution of fixed assets                          -               -           13,400                   -            13,400
  Sale of shares, November 20, 1999                49,500              49            4,077                   -             4,126
  Issuance of shares for interest,
   November 20, 1999                               16,500              17            1,358                   -             1,375
  Issuance of shares for services,
   November 20, 1999                               44,000              44            3,623                   -             3,667
  Issuance of shares for services,
   June 14, 2000                                 168,300              168           13,852                   -            14,020
  Net loss                                             -                -                -             (22,992)          (22,992)
                                           --------------   -------------  ---------------  ------------------  ----------------
  Balance, July 31, 2000                       8,418,300            8,418           28,170             (22,992)           13,596
  Sale of shares, May 2001                        86,000               86           21,414                   -            21,500
  Costs of offering                                    -                -          (21,500)                  -           (21,500)
  Net loss                                             -                -                -             (61,841)          (61,841)
                                           --------------   -------------  ---------------  ------------------  ----------------

  Balance, July 31, 2001                       8,504,300            8,504           28,084             (84,833)          (48,245)
  Cancellation of shares (unaudited)          (7,147,500)          (7,148)           7,148                   -                 -
  Stock split 20.61:1 (unaudited)             26,606,849           26,607          (26,607)                  -                 -
  Issuance of shares for services,
   September 10, 2001 (unaudited)                100,000              100            1,100                   -              1,200
  Net loss (unaudited)                                 -                -                -              (7,597)            (7,597)
                                           --------------   -------------  ---------------  ------------------  ----------------
  Balance, January 31, 2002 (unaudited)       28,063,649    $      28,063  $         9,725  $          (92,430) $         (54,642)
                                           ==============   =============  ===============  ==================  ================




    The accompanying notes are integral part of these financial statements.

                        SHOPATHOMEKIDS.COM, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended                  October 27, 1999
                                                                           January 31,                     (inception) to
                                                              -----------------------------------------      January 31,
                                                                     2002                  2001                2002
                                                              ------------------  -------------------   -------------------
                                                                 (Unaudited)          (Unaudited)           (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------
      Net loss                                                $          (7,597)  $          (12,160)   $          (92,430)
      Adjustments to reconcile net loss to net cash used
        by operating activities:
      Expenses paid by stockholder                                            -                    -                 2,626
      Depreciation                                                        2,250                2,250                 9,350
      Common stock issued for services                                    1,200                    -                 4,867
      Write-off of offering costs                                             -                    -                12,520
      (Decrease) Increase in accrued expense                             (3,150)                   -                 1,850
      Increase in accrued interest                                        1,500                6,208                25,000
                                                              ------------------  -------------------   -------------------
 Net cash used in operating activities                                   (5,797)              (3,702)              (36,217)
                                                              ------------------  -------------------   -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 ------------------------------------
      Purchase of equipment                                                   -               (4,897)               (8,917)
                                                              ------------------  -------------------   -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 ------------------------------------
      Repayment of notes payable                                              -                    -                (3,000)
      Proceeds from notes payable                                             -                    -                40,000
      Advance from officer                                                4,925                    -                 5,525
      Increase in deferred offering costs                                     -                    -               (20,000)
      Sale of common stock                                                    -                    -                23,000
                                                              ------------------  -------------------   -------------------
 Net cash provided by financing activities                                4,925                    -                45,525
                                                              ------------------  -------------------   -------------------
 Net (decrease) increase in cash and cash equivalents                      (872)              (8,599)                  391

 CASH AND CASH EQUIVALENTS
  - Beginning of period                                                   1,263                8,881                     -
                                                              ------------------  -------------------   -------------------
 CASH AND CASH EQUIVALENTS
  - End of period                                             $             391   $              282    $              391
                                                              ==================  ===================   ===================

 SUPPLEMENTAL INFORMATION:
     During the initial period October 21, 1999 to January 31, 2002, the Company paid no cash for interest or income taxes.




   The accompanying notes are an integral part of these financial statements.

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Financial Information
       -----------------------------
       The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended July 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended January 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002


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

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 5 -          GULFTEX ACQUISITION AND RELATED MATTERS (Continued)

              The Transaction (continued)
              ----------------------------
              On or about November 15, 2001, the Registrant filed a Form 10KSB. The 10KSB reported that Mr. Duchesne was to acquire 17,343,645 shares of Registrant's common stock, which would have comprised 62.02% of Registrant's issued and outstanding shares of common stock. Under the terms of the Share Purchase Agreement, Mr. Duchesne was to purchase those shares from the Registrant's former officers and directors, Lewis Prowse II, Larry Ballard, Tarja Mees, and Romie Krickbaum. The shares were held in escrow pending completion of the Share Purchase Agreement, which was to have occurred on or before November 19, 2001. However, Mr. Duchesne breached the Share Purchase Agreements. As a result of that breach, the transaction was not completed and the shares were never transferred to Mr. Duchesne.

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

              Appointment and Resignation of Officers and Directors
              -----------------------------------------------------
              On February 11, 2002, Messrs. Duchesne and Wong appointed Romie J. Krickbaum, Lewis Prouse II, Tarja Mees and Larry Ballard (Registrant's former management prior to the GulfTex transaction) to Registrant's Board of Directors. Messrs. Prouse and Ballard were later appointed as Registrant's officers.

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

                            SHOPATHOMEKIDS.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 5 -          GULFTEX ACQUISITION AND RELATED MATTERS

              Change of Corporate Address
              ---------------------------
              The Registrant has changed its corporate address to 223 E. FM 1382, Suite 12720 Cedar Hill, Texas, 75104.

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

              Financial Information
              ---------------------
              Due to the uncertainty resulting from the transacting described above, including the failure to file audited financial statements of GulfTex, there is substantial doubt as to the completion of the transaction. Therefore, the financial statements presented in this form 10-QSB include the accounts of the Registrant only, and do not include any assets, liabilities, revenue or expenses of GulfTex. Registrant's management is attempting to determine whether GulfTex ever owned any assets and/or whether there are any undisclosed GulfTex liabilities. Registrant's management intends to file an amended 10QSB to reflect any additional assets or undisclosed liabilities.

Item 2.  Plan of Operation
----------------------------

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

For the six-month period ended January 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $391 at January 31, 2002, compared to cash of $1,263 as of July 31, 2001. Our total assets were $13,358 at January 31, 2002, compared to total assets of $16,480 at July 31, 2001. At January 31, 2002, property and equipment, net of accumulated depreciation, represented $12,967 of our total assets.

Our total liabilities were $68,000 at January 31, 2002, compared to total liabilities of $64,725 at July 31, 2001. Our liabilities at January 31, 2002 consisted primarily of accrued expenses of $1,850, accrued interest of $23,625, notes payable of $37,000 and an advance from an officer in the amount of $1,100. There were two notes payable, one in the amount of $10,000 and one in the amount of $30,000, but we repaid $3,000 of the principal on the $10,000 note in June 2001. The full $20,000 of interest expense has been accrued in the financial statements.

At January 31, 2002, our liabilities exceeded our assets by $54,642 compared to July 31, 2001 when our liabilities exceeded our assets by $48,245.

Results of Operations.

Revenues. From inception to January 31, 2002, we had not earned any revenues. We do not anticipate earning revenues for the foreseeable future. We plan to move forward with our business plan. However, there is no guarantee that we will have access to sufficient funding to finance our business plans. Moreover, if we are forced to engage in long and expensive litigation in Georgia, our operating results will suffer and such litigation will hinder our ability to further our business plans.

Operating Expenses. For the six months ended January 31, 2002, our total expenses were $7,597 compared to total expenses of $12,160 for the corresponding period in 2001. Our expenses were greater during the 6 months ended January 31, 2001, due to increased interest expense. We expect our expenses to increase as we attempt to further our business plan while defending the Georgia lawsuit (described below). In particular, we expect our legal expenses to increase significantly. There is no guaranty that we will be able to withstand expensive legal proceedings. Such proceedings jeopardize our ability to continue as a going concern. For the six months ended January 31, 2002, we experienced net loss of $7,597, compared to a net loss of $12,160 for the corresponding period in 2001. Given recent events, we expect our losses to continue to increase.

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

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

                                                 GulfTex Energy Corporation,
                                                 a Texas corporation


March 19, 2002                            By:    /s/ Lewis Prouse, II
                                                 ------------------------------
                                                 Lewis Prouse, II
                                          Its:   President and a Director